Form 10-Q
period 2008-03-31
Voip Talk Inc
filed 2008-05-15
CIK 1428779

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from              to

Commission file number:  1428779

VOIP TALK, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-0447158
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3411 Avenue “L”
Brooklyn, New York 11210
(Address of principal executive offices) (zip code)

(212) 203-4846
(Registrants’ telephone number, including area code)

___________________________________________________________
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☐  NO ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in rule 12b-2 of the Exchange Act)  YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 30, 2008
Common Stock, $0.0001 par value per share	6,383,000 shares

QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2008

Part I. Financial Information

Item 1. Financial Statements

VOIP TALK INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS
MARCH 31, 2008 AND DECEMBER 31, 2007 (AUDITED)

ASSETS
		AUDITED
	MARCH 31,	DECEMBER 31,
	2008	2007

Current Assets:
Cash and cash equivalents	$18,435	$9,457

Total Current Assets	18,435	9,457

TOTAL ASSETS	$18,435	$9,457

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current Liabilities:
Accounts payable and accrued expenses	$13,400	$8,250

Total Current Liabilities	13,400	8,250

Total Liabilities	13,400	8,250

STOCKHOLDERS' EQUITY
Common stock, $.0001 Par Value; 720,000,000 shares authorized
and 6,383,000 shares issued and outstanding, respectively	638	638
Additional paid-in capital	26,062	19,112
Subscriptions receivable	-	(7,050)
Deficits accumulated during the development stage	(21,665)	(11,493)

Total Stockholders' Equity	5,035	1,207

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$18,435	$9,457

See the accompanying notes to condensed consolidated financial statements

VOIP TALK INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2008
WITH CUMULATIVE TOTALS SINCE JUNE 28, 2007 (INCEPTION)

	THREE	CUMULATIVE
	MONTHS	TOTALS SINCE
	ENDED	INCEPTION
	MARCH 31, 2008	JUNE 28, 2007

OPERATING REVENUES
Sales	$-	$-

OPERATING EXPENSES
Research and development	-	2,500
Professional, consulting and marketing fees	8,500	14,000
Other general and administrative expenses	1,680	5,261
Total Operating Expenses	10,180	21,761

LOSS BEFORE OTHER INCOME	(10,180)	(21,761)

OTHER INCOME
Interest income	8	96
Total Other Income	8	96

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(10,172)	(21,665)
Provision for Income Taxes	-	-

NET LOSS APPLICABLE TO COMMON SHARES	$(10,172)	$(21,665)

NET LOSS PER BASIC AND DILUTED SHARES	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	6,383,000	6,105,165

See the accompanying notes to condensed consolidated financial statements

VOIP TALK INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE PERIOD JUNE 28, 2007 THROUGH MARCH 31, 2008

							Deficits
							Accumulated
					Additional		During the
	Preferred Stock		Common Stock		Paid-in	Subscriptions	Development
	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	Total

Balance - June 28, 2007	-	$-	-	$-	$-	$-	$-	$-

Shares issued to founder	-	-	6,000,000	600	-	-	-	600

Shares iissued for cash	-	-	383,000	38	19,112	(7,050)	-	12,100

Net loss for the period
June 28, 2007 through
December 31, 2007	-	-	-	-	-	-	(11,493)	(11,493)

Balance December 31, 2007	-	-	6,383,000	638	19,112	(7,050)	(11,493)	1,207

Payment of subscriptions
receivable	-	-	-	-	-	7,050	-	7,050

Contributed capital	-	-	-	-	6,950	-	-	6,950

Net loss for the three months
ended March 31, 2008	-	-	-	-	-	-	(10,172)	(10,172)

Balance March 31, 2008	-	$-	6,383,000	$638	$26,062	$-	$(21,665)	$5,035

See the accompanying notes to condensed consolidated financial statements

VOIP TALK INC.
(A DEVELOPMENT STAGE COMPANY)
 CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2008
WITH CUMULATIVE TOTALS SINCE JUNE 28, 2007 (INCEPTION)

	THREE	CUMULATIVE
	MONTHS	TOTALS SINCE
	ENDED	INCEPTION
	MARCH 31, 2008	JUNE 28, 2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(10,172)	$(21,665)

Adjustments to reconcile net loss to net cash
used in operating activities:
Shares issued to founder	-	600

Changes in assets and liabilities
Increase in accounts payable and
and accrued expenses	5,150	13,400
Total adjustments	5,150	14,000

Net cash (used in) operating activities	(5,022)	(7,665)

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from issuance of common stock and repayment
of subscriptions receivable	7,050	19,150
Contributed capital	6,950	6,950
Net cash provided by financing activities	14,000	26,100

NET INCREASE IN
CASH AND CASH EQUIVALENTS	8,978	18,435

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	9,457	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$18,435	$18,435

CASH PAID DURING THE PERIOD FOR:
Interest expense	$-	$-
Income taxes	$-	$-

See the accompanying notes to condensed consolidated financial statements

VOIP Talk, Inc.
Notes to Consolidated Financial Statements

NOTE 1-	ORGANIZATION AND BASIS OF PRESENTATION

The unaudited condensed financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The condensed financial statements and notes are presented as permitted on Form 10-QSB and do not contain information included in the Company’s annual statements and notes.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these condensed financial statements be read in conjunction with the December 31, 2007 audited financial statements and the accompanying notes thereto.  While management believes the procedures followed in preparing these condensed financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

These condensed unaudited financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary to present fairly the operations and cash flows for the periods presented.

VoIP Talk Inc. (the “Company”) was incorporated in the State of Nevada on June 28, 2007.

The Company is a provider of high-quality software for internet protocol (IP) telephony. IP telephony or VOIP (Voice-over-Internet-Protocol) allows users to exchange voice, fax, and other forms of information over the Internet at a reduced cost compared to traditional phone and data traffic that is carried over the dedicated circuit-switched connections of the public switched telephone network (PSTN). The Company is focusing on designing, developing and marketing IP telephony software used to make or receive phone calls from any computer running the Windows, Mac or Unix operating systems. When using the Company’s software, in conjunction with an IP telephony service, people can make and receive calls to or from a telephone to any of these devices. The Company plans to incorporate the use of video and instant messaging as part of the software.

Going Concern

As shown in the accompanying financial statements the Company has incurred operating losses of $10,172 in the three months ended March 31, 2008, and $21,665 since June 28, 2007, the Company’s inception.  The Company is still in development of its products and has generated no sales to date. The Company is currently in the development stage and has been spending a majority of their time in the development of the technology. There is no guarantee that the Company will be able to raise enough capital or generate revenues to sustain its operations.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period.

VOIP Talk, Inc.
Notes to Consolidated Financial Statements

NOTE 1-	ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

Management believes that the Company’s capital requirements will depend on many factors. These factors include the final phase of development being successful as well as their product implementation, along with distribution of the product at first nationally, then internationally.

The Company has completed its registration statement filing with the Securities and Exchange Commission to become a fully reporting company on a national stock exchange in an effort to gain liquidity and notoriety. The Company will continue to pursue traditional forms of financing to assist them in meeting their current working capital needs. The Company’s ability to continue as a going concern for a reasonable period is dependent upon management’s ability to raise capital and, ultimately, achieve profitable operations.  There can be no assurance that management will be able to raise sufficient capital, under terms satisfactory to the Company, if at all.

The financial statements do not include any adjustments relating to the carrying amounts of recorded assets or the carrying amounts and classification of recorded liabilities that may be required should the Company be unable to continue as a going concern.

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Dvelopment Stage Company

The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards (SFAS) No. 7, “Accounting and Reporting by Development Stage Enterprises”. The Company has devoted substantially all of its efforts to the development of their technology. Additionally, the Company has allocated a substantial portion of their time and investment in bringing their services to the market, and the raising of capital.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  On an on-going basis, the Company evaluates its estimates, including, but not limited to, those related to derivative liabilities, bad debts, income taxes and contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash equivalents.

VOIP Talk, Inc.
Notes to Consolidated Financial Statements

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for cash and cash equivalents, and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments.

Research and Development

The Company incurs costs on activities that relate to research and development of new technology and products. Research and development costs are expensed as incurred. The Company has expensed its payments in connection with research and development costs.

Revenue Recognition

The Company has not recognized revenues to date. The Company anticipates recognizing revenue from the sale of software licenses and services associated with software such as technical support services, implementation, training and any software version upgrades in accordance with the related auditing standards associated with software revenue recognition.

Post contract customer support services will include e-mail and telephone support and unspecified rights to bug fixes and product upgrades. Enhancements will be recognized ratably over the term of the service period which will generally be twelve months.

The Company plans to offer their products and services directly through the website and indirectly through distribution partners. These distribution partners are anticipated to be networking and telecommunications vendors throughout the world.

The amount of product configuration and customization, which reflects the requested features, determines the price for each sale. The number of software licenses purchased will have a direct impact on the average selling price. Services may vary depending upon a customer’s requirements for technical support, implementation and training.

Accounts Receivable

The Company when it will conduct business will extend credit based on an evaluation of the customers’ financial condition, generally without requiring collateral. Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. The Company has not recorded any receivables, and therefore no allowance for doubtful accounts at March 31, 2008  and December 31, 2007, respectively.

VOIP Talk, Inc.
Notes to Consolidated Financial Statements

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounts receivable will generally be due within 30 days and collateral is not required.

Income Taxes

The Company follows SFAS No. 109, “Accounting for Income Taxes”. Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance has been provided for the Company’s net deferred tax asset, due to the uncertainly of the realization of the net operating losses.

Segment Information

The Company will operate in one segment.

Advertising Costs

The Company will expense the costs associated with advertising as incurred.  The Company had no such expense for the three months ended March 31, 2008 or the period June 28, 2007 through March 31, 2008, but in the future will include these costs in the statements of operations.

Accounting Basis

The Company uses the accrual basis of accounting for financial statement reporting. Accordingly, expenses are realized when the obligation is incurred.

(Loss) Per Share of Common Stock

The Company complies with the requirements of SFAS No. 128, “Earnings Per Share”. Basic net (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) includes additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants.  The common stock equivalents were not included in the computation of diluted earnings per share on the statement of operations due to the fact that the Company reported a net loss and to do so this would be antidilutive for the periods presented.

VOIP Talk, Inc.
Notes to Consolidated Financial Statements

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The following is a reconciliation of the computation for basic and diluted EPS:

	Three	Cumulative
	Months	Totals
	Ended	Since
	March 31, 2008	June 28, 2007
		(Inception)

Net loss	$(10,172)	$(21,665)

Weighted-average common shares
Outstanding (Basic)	6,383,000	6,105,165

Weighted-average common stock
Equivalents
Stock options	-	-
Warrants	-	-

Weighted-average common shares
Outstanding (Diluted)	6,383,000	6,105,165

Stock-Based Compensation

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) published Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”).  SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans.  The provisions of SFAS 123R, as amended, are effective for small business issuers beginning as of the next interim period after December 15, 2005.

VOIP Talk, Inc.
Notes to Consolidated Financial Statements

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company has elected to use the modified–prospective approach method. Stock-based compensation expense for all awards granted is based on the grant-date fair values estimated in accordance with the provisions of FAS 123R. The Company recognizes these compensation costs, net of an estimated forfeiture rate, on a pro rata basis over the requisite service period of each vesting tranche of each award. The Company considers voluntary termination behavior as well as trends of actual option forfeitures when estimating the forfeiture rate.

The Company measures compensation expense for its non-employee stock-based compensation under the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”.  The fair value of the option issued is used to measure the transaction, as this is more reliable than the fair value of the services received.  The fair value is measured at the value of the Company’s common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete. The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is encouraged. The adoption of SFAS 157 is not expected to have a material impact on the financial statements.

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115”, (“FAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is expected to expand the use of fair value measurement. FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No 51” (SFAS 160). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment.

SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. Management is determining the impact that the adoption of SFAS No. 160 will have on the Company’s financial position, results of operations or cash flows.

VOIP Talk, Inc.
Notes to Consolidated Financial Statements

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

In December 2007, the FASB issued SFAS 141R, Business Combinations (“SFAS 141R”), which replaces FASB SFAS 141, Business Combinations.  This Statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control.  SFAS 141R will require an entity to record separately from the business combination the direct costs, where previously these costs were included in the total allocated cost of the acquisition.  SFAS 141R will require an entity to recognize the assets acquired, liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, at their fair values as of that date.  This compares to the cost allocation method previously required by SFAS No. 141.  SFAS 141R will require an entity to recognize as an asset or liability at fair value for certain contingencies, either contractual or non-contractual, if certain criteria are met.

Finally, SFAS 141R will require an entity to recognize contingent consideration at the date of acquisition, based on the fair value at that date.  This Statement will be effective for business combinations completed on or after the first annual reporting period beginning on or after December 15, 2008.  Early adoption of this standard is not permitted and the standards are to be applied prospectively only.  Upon adoption of this standard, there would be no impact to the Company’s results of operations and financial condition for acquisitions previously completed.  The adoption of SFAS No. 141R is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

In December 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 110, “Use of a Simplified Method in Developing Expected Term of Share Options” (“SAB 110”). SAB 110 expenses the current view of the staff that it will accept a company’s election to use the simplified method discussed in Staff Accounting Bulletin No. 107, “Share Based Payment”, (“SAB 107”), for estimating the expected term of “plain vanilla” share options regardless of whether the company has sufficient information to make more refined estimates. SAB 110 became effective for the Company on January 1, 2008. The adoption of SAB 110 is not expected to have a material impact on the Company’s financial position.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.

NOTE 3-	STOCKHOLDERS’ EQUITY

Common Stock

As of March 31, 2008, the Company had 720,000,000 shares of common stock authorized with a par value of $.0001.

During the three months ended March 31, 2008, the Company had not issued any shares of stock.

VOIP Talk, Inc.
Notes to Consolidated Financial Statements

During the period June 28, 2007 through December 31, 2007, the Company issued 383,000 shares for cash to individuals for $12,100. The cash was used for working capital purposes to provide start-up funding and further development of the Company’s technology. The Company has a subscription receivable in the amount of $7,050 that was outstanding as of December 31, 2007, however, was paid for in the three months ended March 31, 2008.

The Company also issued 6,000,000 shares to its founder upon incorporation at par value for a value of $600. The Company had no further issuances of common stock, and to date has not granted any options or warrants.

NOTE 4-	PROVISION FOR INCOME TAXES

Deferred income taxes are determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company’s assets and liabilities.  Deferred income taxes are measured based on the tax rates expected to be in effect when the temporary differences are included in the Company’s tax return.  Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases.

At March 31, 2008 deferred tax assets consist of the following:

Net operating losses	$7,366

Valuation allowance	(7,366)

$-

At March 31, 2008, the Company had a net operating loss carryforward in the amount of $21,665 available to offset future taxable income through 2028.  The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.  A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the three months ended March 31, 2008 is summarized as follows:

2008
Federal statutory rate	(34.0)%
State income taxes, net of federal benefits	0.0
Valuation allowance	34.0
0%

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations – Plan of Operation

Except for the historical information contained herein, the discussion in this Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the federal securities laws that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this document should be read as applicable to all related forward-looking statements wherever they appear in this document. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include those discussed below in "Risk Factors," as well as those discussed elsewhere herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update any forward- looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence or identification of unanticipated events.

Stage I

We are presently in our first stage of development. This phase is estimated to be completed within the next four to eight months. During this time, we will be finalizing our development of our software, raising capital, developing our initial services, finalizing development of our website to allow for download of our software and conducting our initial marketing campaign to promote our software. During this initial stage, we will be promoting VOIP Talk through word-of-mouth, selected print advertising and through search engine optimization techniques. Throughout Stage I we will be testing and fine tuning our software product offerings.

Stage II

Contingent on the successful completion of Stage I, in Stage II we plan to aggressively expand our operation and business. This phase of development is planned to be completed in 12 to 24 months. Our expansion would include the development and promotion of additional services we intend to offer our customers as well as expanding our network of customer referral sources. In addition, we intend to conduct market research to determine the demand for and viability of potential additional VOIP related products and services.

During this stage our strategy will be to develop and promote our software product and expand our relationships by employing marketing initiatives which include the following: placement of print advertisements in small business, entrepreneurial, and property management-oriented magazines and special interest magazines; placement of advertisements and links to our website in industry focused websites; promoting our services at industry tradeshows; and entering into relationships with telephone and cable providers to increase our distribution channels.

Results of Operations

Our financial statements for the period ended March 31, 2008 reflect minimal business activities. We commenced business operations in June 2007, and since that time have focused primarily on the planning and development of our software, website and operational platform. As such we are unable to provide a comparison of our financial condition and results of operations from the recently completed quarter to the comparable quarter last year.

We have funded our operations to date primarily through funds raised in a private placement of our common stock completed in December 2007. We expect the proceeds from these offerings to be sufficient to cover our costs and expenses until approximately September 1, 2008.  However, estimates for expenses, as well as our market approach and timing may change, resulting in the need to obtain additional debt or equity financing prior to September, 2008, but there can be no assurance that additional financing will be available on reasonable terms, if at all.

During the three month period ended March 31, 2008 our operating expenses totaled $10,180.  Of such amount, $8,500 was related to consulting, legal and accounting fees and $1,680 was related to general and administrative expenses.  We have not earned any revenue from operations to date.

Liquidity and Capital Resources

As of March 31, 2008, our cash balance was $16,507. We anticipate that we will continue to incur operating losses in the next twelve months unless we are able to generate substantial revenue from operations.  We will also need to obtain additional financing to fund our operations through the sale of our common stock, preferred stock, or debt securities or some combination thereof, to the extent available.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

The preparation of financial statements in conformity with U. S. generally accepted accounting principles requires management to make a variety of estimates and assumptions that affect (i) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and (ii) the reported amounts of revenues and expenses during the reporting periods covered by the financial statements.

Our management routinely makes judgments and estimates about the effect of matters that are inherently uncertain. As the number of variables and assumptions affecting the future resolution of the uncertainties increase, these judgments become even more subjective and complex. Although we believe that our estimates and assumptions are reasonable, actual results may differ significantly from these estimates. Changes in estimates and assumptions based upon actual results may have a material impact on our results of operation and/or financial condition. Our significant accounting policies are disclosed in Note 2 to the Financial Statements included in this prospectus.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We do not invest in any securities that are subject to market or interest rate risk.  Our cash is held in cash or cash equivalents, including obligations of U.S. government-sponsored money market funds. These securities are classified as cash and cash equivalents and consequently are recorded on the balance sheet at fair value. We do not utilize derivative financial instruments to manage or hedge interest rate risks.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Our principal executive officer and principal financial officer, Mr. Brecher, reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15(d)-15(e)) as of the end of the period covered by this Form 10-Q (the “Evaluation Date”). Based on that evaluation, Mr. Brecher concluded that our disclosure controls and procedures were effective as of the Evaluation Date in providing them with material information relating to us in a timely manner, as required to be disclosed in the reports we file under the Exchange Act.

(b) Changes in internal control over financial reporting. There was no change in the Company's internal control over financial reporting that occurred during the period covered by this Form 10-Q that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II. Other Information

Item 1.   Legal Proceedings.

None.

Item 1A. Risk Factors.

We were recently formed with no operating history and have never been profitable.  As a result, we may never become profitable, and could be forced to cease operations.

We commenced business operations in June 2007, and have an extremely limited operating history.  To date, our efforts have been focused on the development of our VOIP software solutions and have not generated any revenue.  Our success depends on our ability to generate revenue through the sale of our products and services, however, there can be no assurance that we will be able to accomplish this.  If we are unable to generate sufficient revenue from operations to cover our expenses or raise substantial additional capital, we will likely be forced to cease operations and liquidate our assets, which would likely result in a complete loss in your investment in our stock.

We will require significant additional financing, which may not be availability to us on commercially reasonable terms, or at all.

Since our inception, we have incurred negative cash flows from operations. Our business plan calls for significant expenses necessary to continue the development of our products and expand our market presence.  Accordingly, we will require additional financing to finance working capital and pay for operating expenses and capital expenditures. We have estimated that we will require approximately $50,000-$70,000 over the next 12 months to carry out our business plan. However, there is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that we:

•	incur unexpected costs in completing the development of VOIP Talk software or encounter any unexpected technical or other difficulties;
•	incur delays and additional expenses as a result of technology failures; or
•	are unable to create a substantial market for our products and services.

The occurrence of any of the foregoing events could adversely affect our ability to meet our proposed business plans.  In addition, initially we will depend almost exclusively on outside capital to finance the continued development and marketing our of the VOIP Talk software products.  Such outside capital will include the sale of equity or debt securities or a combination thereof.  If we raise additional capital through the sale of equity securities this will result in dilution of our existing stockholders and such dilution may be substantial.  If we raise capital through the sale of debt securities, the terms of such debt securities will likely be secured by all of our assets.  Thus, in the event that we are unable to make our scheduled payments of principal and/or interest, the lenders could foreclose on our assets and force a liquidation of the Company.  If financing is not available to us on commercially reasonable terms or at all, our business will likely fail.

Because we have only incurred operating losses and have limited financial resources, our accountants have expressed doubts about our ability to continue as a going concern.

In our audited financial statements for the fiscal period ended December 31, 2007, our independent registered public accounting firm have expressed doubt about our ability to continue as a going concern as a result of lack of history of operations, limited assets, and operating losses since inception. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to raise additional capital through the sale of equity and/or debt securities and generate sufficient revenue.  If we are unable to raise additional capital or generate sufficient revenue, our business will be materially harmed.

Our lack of operating history makes it difficult to evaluate our future business prospects.

Because we have no operating history, it is extremely difficult for investors in our common stock to evaluate our future business prospects.  Accordingly, an investment in our common stock is an extremely risky proposition and an investor could lose his or her entire investment if our business does not succeed.

If we do not generate adequate revenues or raise additional capital to finance our operations, our business may fail.

We have not generated revenues from our inception. As of March 31, 2008, we had a cash balance of $18,435.  We anticipate that our operating costs will range between $50,000 and $75,000, for the fiscal year ending December 31, 2008.  While we believe this be a reasonable estimate of our operating costs, we may incur additional expenses for unforeseen items, which could materially harm our financial condition, especially if we are unable to raise additional capital or generate sufficient revenues to cover our operating expenses.  We are expecting losses over the next twelve months because we do not yet have revenues sufficient to offset the expenses associated with the development and the marketing of our business.   There can be no assurance that we will ever be successful in generating adequate revenues to reach profitability or continue operations.  If we are unable to generate sufficient revenue to cover our operating costs or raise additional capital our business will fail and we will be forced to cease operations.

We expect that our current cash on hand will only last us until approximately September 1, 2008.  Accordingly we will require additional capital to fund our operations as currently planned. There can be no assurance that such capital will be available in sufficient amounts or on terms acceptable to us, if at all. Any sale of a substantial number of additional shares may cause substantial dilution to our existing stockholders and result in a decline in the market price of our common stock.  In addition, the opinion of our auditors regarding our ability to continue as a going concern could further impair our ability to raise additional capital.  We may also be required to issue debt securities to raise additional capital, the terms of which would likely require us to grant a lien on all or a substantial portion of our assets.  If we were unable to make timely payments of principal and interest on such debt securities, the holders of such debt securities could foreclose on our assets or force us into bankruptcy or insolvency proceedings.  In such circumstances, it is highly unlikely that the proceeds of any liquidation would be available for distribution to the holders of our common stock.

Competition in the Internet telephony industry is intense and our competitors have greater financial resources and development capabilities than we have, and we may not have the resources necessary to successfully compete with them.

Our business plan involves selling VOIP software to small and medium sized enterprises as well as consumer end-users. This business is highly competitive. There are numerous similar companies providing software solutions for VOIP that compete in this market, including Skype, Pingtel, SJ Labs, Counterpath and others, most of whom have greater financial resources and more expertise in this business than we do. Our ability to develop our business will depend on our ability to successfully market our services in this highly competitive environment. We cannot guarantee that we will be able to do so successfully.

We also compete against established alternative voice communication providers, such as Skype (a service of eBay Inc.), and face competition from other large, well-capitalized Internet companies, such as America Online, Inc., Google Inc., Microsoft Corporation and Yahoo! Inc., which have recently launched or announced plans to launch VOIP-enabled instant messaging services that compete with our software. In addition, we compete with independent VOIP service providers. Some of these service providers may choose to sacrifice revenue in order to gain market share and have offered their services at lower prices or for free. In order to compete with such service providers, we may have to significantly reduce our prices, which would delay or prevent our profitability.

Our software may contain bugs that could impair the quality of calls made by our customers.

If our software contains any bugs or if our customers incur problems in downloading our software or if our software is not compatible with the operating system being run on a customer’s computer, this would result in poor call quality, a negative customer experience and requests for refunds, all of which would harm our business and results of operation.

We are heavily dependent upon Mr. Alex Brecher our sole officer and director.

We are dependent on the continued contributions of Alex Brecher, our sole officer and director, whose relationships, knowledge, leadership and experience in the VOIP and technology industries would be difficult to replace. Our success is also heavily dependent on our ability to retain and attract experienced agents and sales professionals to market and refer customers to our business.  We do not maintain any key person insurance on Mr. Brecher.  The loss of Mr. Brecher, whose relationships, knowledge, leadership and technical expertise upon which we rely, would harm our ability to execute our business plan.  If we were to lose his services, our ability to execute our business plan would be harmed and we may be forced to cease operations until such time as we could hire a suitable replacement for Mr. Brecher.

Our products may become obsolete and unmarketable if we are unable to respond adequately to rapidly changing technology and customer demands.

VOIP is a relatively new market and has been characterized by rapid changes in technology and customer demands. As a result, our products may quickly become obsolete and unmarketable. Our future success will depend on our ability to adapt to technological advances, anticipate customer demands, develop new products and enhance our current products on a timely and cost-effective basis.  We may be unsuccessful in responding to technological developments and changing customer needs. In addition, our applications and services offerings may become obsolete due to the adoption of new technologies or standards.

We may experience technical or other difficulties that could delay or prevent the development, introduction or marketing of new products or enhanced versions of existing products. Also, we may not be able to adapt new or enhanced services to emerging industry standards, and our new products may not be favorably received by our target market.

A small number of shareholders control a majority of our outstanding common stock.

Our largest shareholder, Alex Brecher owns 6,020,000 shares of our outstanding common stock and thereby controls approximately 94% of the voting power of the Company. Because Mr. Brecher controls more than a majority of the outstanding shares of our capital stock, other stockholders, individually or as a group, will be limited in their ability to effectively influence the election or removal of our directors, the supervision and management of our business or a change in control of or sale of our company, even if they believed such changes were in the best interest of our stockholders generally.

Performance problems with our website could negatively impact our business.

Since we anticipate that a large portion of our business will involve direct sales and downloads from our website, our success depends on the ongoing development and reliable operation of our website and our ability to minimize downtime and systems problems with our website. Our customer satisfaction and our business could be harmed if we or our customers experience system delays or failures with our website. The occurrence of a catastrophic event or other system failure at any of our or our vendor facilities could result in significant downtime for our website.  If we are unable to implement a reliable back-up solution, the occurrence of a catastrophic failure to our website could harm our business.

Unless we can establish market acceptance of our current products, our potential revenues may be significantly reduced.

We expect that a substantial portion of our future revenue will be derived from the sale of our software products. We expect that these product offerings and their extensions and derivatives will account for a majority our revenue for the foreseeable future. Market acceptance of our software products is, therefore, critical to our future success and our ability to continue to generate revenues. Failure to achieve market acceptance of our software products as a result of competition, technological change, or otherwise, would significantly harm our business. Our future financial performance will depend primarily on the continued market acceptance of our current software product offerings and on the development, introduction and market acceptance of any future enhancements to our products and services. There can be no assurance that we will be successful in marketing our current product offerings or any new product offerings, applications or enhancements, and any failure to do so would significantly harm our business.

Our intellectual property rights are valuable, and any inability to protect them could reduce the value of our brand and harm our business and our operating results.

Our success and ability to compete depends to a significant degree on our proprietary technology incorporated in our software. Other than registering the domain www.voiptalkinc.com we have not taken any action to protect our proprietary technology and do not presently intend to file any patent applications or seek to register any other intellectual property in any jurisdiction. If any of our competitors copies or otherwise gains access to our proprietary technology or develops similar technologies independently, we may not be able to enforce our rights adequately or compete as effectively. We also consider our service marks critical to our ability to continue to develop and maintain the goodwill and recognition associated with our brand. The measures we take to protect the proprietary technology software, and other intellectual property rights, which presently are based upon a combination of copyright, trade secret and trademark laws, may not be adequate to prevent their unauthorized use. We realize that third parties may, from time to time, copy significant content available on voiptalk.com for use in competitive offerings.  Protection of the distinctive elements of voiptalkinc.com may not be available under copyright law.  If we are unable to protect our proprietary rights from unauthorized use, the value of our brand image may be reduced.  Any impairment of our brand could harm our business.  In addition, protecting our intellectual property and other proprietary rights is expensive and time consuming.  Any unauthorized use of our intellectual property could harm our operating results.

We may need to bring legal claims to enforce or protect such intellectual property rights. Any litigation, whether successful or unsuccessful, could result in substantial costs and diversions of resources. In addition, notwithstanding any rights we have secured in our intellectual property, other persons may bring claims against us that we have infringed on their intellectual property rights, including claims based upon the content we license from third parties or claims that our intellectual property right interests are not valid. Any claims against us, with or without merit, could be time consuming and costly to defend or litigate, divert our attention and resources, result in the loss of goodwill associated with our service marks or require us to make changes to our website or other of our technologies.

We may become subject to intellectual property infringement claims, which are costly to defend, could result in significant damage awards, and could limit our ability to provide certain content or use certain technologies in the future.

As we expand our business and develop new technologies, products and services, we may become increasingly subject to intellectual property infringement claims.  In the event that there is a determination that we have infringed third-party proprietary rights such as copyrights, trademark rights, trade secret rights or other third party rights such as publicity and privacy rights, we could incur substantial monetary liability, be required to enter into costly royalty or licensing agreements or be prevented from using the rights, which could require us to change our business practices in the future and limit our ability to compete effectively.  We may also incur substantial expenses in defending against third-party infringement claims regardless of the merit of such claims.  In addition, many of our agreements with our customers or affiliates require us to indemnify them for certain third-party intellectual property infringement claims, which could increase our costs in defending such claims and our damages.  The occurrence of any of these events could harm our brand and our operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

The exhibits listed on the Exhibit Index (following the signature page of this Quarterly Report) are included or incorporated by reference, in this Quarterly Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VOIP TALK, INC.

Dated: May 15, 2008	by:	/s/ Alex Brecher
Alex Brecher
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Number	Exhibit Table

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.