Form 10-Q
period 2008-06-30
Voip Talk Inc
filed 2008-08-13
CIK 1428779

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2008

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in rule 12b-2 of the Exchange Act) ☒Yes ☐No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 1, 2008
Common Stock, $0.0001 par value per share	6,383,000 shares

QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED JUNE 30, 2008

Item 1. Financial Statements

VOIP TALK INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS
JUNE 30, 2008 AND DECEMBER 31, 2007 (AUDITED)

		AUDITED
	JUNE 30,	DECEMBER 31,
	2008	2007

ASSETS
Current Assets:
Cash and cash equivalents	$849	$9,457

Total Current Assets	849	9,457

TOTAL ASSETS	$849	$9,457

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current Liabilities:
Accounts payable and accrued expenses	$9,050	$8,250

Total Current Liabilities	9,050	8,250

Total Liabilities	9,050	8,250

STOCKHOLDERS' EQUITY
Common stock, $.0001 Par Value; 720,000,000 shares authorized
and 6,383,000 shares issued and outstanding, respectively	638	638
Additional paid-in capital	26,062	19,112
Subscriptions receivable	-	(7,050)
Deficits accumulated during the development stage	(34,901)	(11,493)

Total Stockholders' Equity	(8,201)	1,207

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$849	$9,457

See the accompanying notes to condensed consolidated financial statements

VOIP TALK INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2008
AND PERIOD JUNE 28, 2007 THROUGH JUNE 30, 2007
WITH CUMULATIVE TOTALS SINCE JUNE 28, 2007 (INCEPTION)

		PERIOD	THREE	PERIOD	CUMULATIVE
	SIX MONTHS	JUNE 28, 2007	MONTHS	JUNE 28, 2007	TOTALS SINCE
	ENDED	THROUGH	ENDED	THROUGH	INCEPTION
	JUNE 30, 2008	JUNE 30, 2007	JUNE 30, 2008	JUNE 30, 2007	JUNE 28, 2007

OPERATING REVENUES
Sales	$-	$-	$-	$-	$-

OPERATING EXPENSES
Research and development	3,500	-	3,500	-	6,000
Professional, consulting and marketing fees	16,500	600	8,000	600	22,000
Other general and administrative expenses	3,417	-	1,737	-	6,998
Total Operating Expenses	23,417	600	13,237	600	34,998

LOSS BEFORE OTHER INCOME	(23,417)	(600)	(13,237)	(600)	(34,998)

OTHER INCOME
Interest income	9	-	1	-	97
Total Other Income	9	-	1	-	97

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(23,408)	(600)	(13,236)	(600)	(34,901)
Provision for Income Taxes	-	-	-	-	-

NET LOSS APPLICABLE TO COMMON SHARES	$(23,408)	$(600)	$(13,236)	$(600)	$(34,901)

NET LOSS PER BASIC AND DILUTED SHARES	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	6,383,000	6,000,000	6,383,000	6,000,000	6,174,249

See the accompanying notes to condensed consolidated financial statements

VOIP TALK INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE PERIOD JUNE 28, 2007 THROUGH JUNE 30, 2008

							Deficits
							Accumulated
					Additional		During the
	Preferred Stock		Common Stock		Paid-in	Subscriptions	Development
	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	Total

Balance - June 28, 2007	-	$-	-	$-	$-	$-	$-	$-

Shares issued to founder	-	-	6,000,000	600	-	-	-	600

Shares issued for cash	-	-	383,000	38	19,112	(7,050)	-	12,100

Net loss for the period
June 28, 2007 through
December 31, 2007	-	-	-	-	-	-	(11,493)	(11,493)

Balance December 31, 2007	-	-	6,383,000	638	19,112	(7,050)	(11,493)	1,207

Payment of subscriptions
receivable	-	-	-	-	-	7,050	-	7,050

Contributed capital	-	-	-	-	6,950	-	-	6,950

Net loss for the six months
ended June 30, 2008	-	-	-	-	-	-	(23,408)	(32,408)

Balance June 30, 2008	-	$-	6,383,000	$638	$26,062	$-	$(34,901)	$(8,201)

See the accompanying notes to condensed consolidated financial statements

VOIP TALK INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND PERIOD JUNE 28, 2007 THROUGH JUNE 30, 2007
WITH CUMULATIVE TOTALS SINCE JUNE 28, 2007 (INCEPTION)

		PERIOD	CUMULATIVE
	SIX MONTHS	JUNE 28, 2007	TOTALS SINCE
	ENDED	THROUGH	INCEPTION
	JUNE 30, 2008	JUNE 30, 2007	JUNE 28, 2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(23,408)	$(600)	$(34,901)

Adjustments to reconcile net loss to net cash
used in operating activities:
Shares issued to founder	-	600	600

Changes in assets and liabilities
Increase in accounts payable and
and accrued expenses	800	-	9,050
Total adjustments	800	600	9,650

Net cash (used in) operating activities	(22,608)	-	(25,251)

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from issuance of common stock and repayment
of subscriptions receivable	7,050	-	19,150
Contributed capital	6,950	-	6,950
Net cash provided by financing activities	14,000	-	26,100

NET INCREASE IN
CASH AND CASH EQUIVALENTS	(8,608)	-	849

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	9,457	-	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$849	$-	$849

CASH PAID DURING THE PERIOD FOR:
Interest expense	$-	$-	$-
Income taxes	$-	$-	$-

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

Going Concern

As shown in the accompanying financial statements the Company has incurred operating losses of $23,408 in the six months ended June 30, 2008, and $34,901 since June 28, 2007, the Company’s inception.  The Company is still in development of its products and has generated no sales to date. The Company is currently in the development stage and has been spending a majority of their time in the development of the technology. There is no guarantee that the Company will be able to raise enough capital or generate revenues to sustain its operations.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period.

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

Development Stage Company

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

NOTE 2-                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The amount of product configuration and customization, which reflects the requested features, determines the price for each sale. The number of software licenses purchased will have a direct impact on the average selling price. Services may vary depending upon a customer’s requirements for technical support, implementation and training.

Accounts Receivable

The Company when it will conduct business will extend credit based on an evaluation of the customers’ financial condition, generally without requiring collateral. Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. The Company has not recorded any receivables, and therefore no allowance for doubtful accounts at June 30, 2008 and December 31, 2007, respectively.

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

Advertising Costs

The Company will expense the costs associated with advertising as incurred.  The Company had no such expense for the six months ended June 30, 2008 or the period June 28, 2007 through June 30, 2008, but in the future will include these costs in the statements of operations.

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

 The following is a reconciliation of the computation for basic and diluted EPS:

		Cumulative Totals
	Six Months	Since
	Ended	June 28, 2007
	June 30, 2008	(Inception)

Net loss	$(23,408)	$(34,901)

Weighted-average common shares
Outstanding (Basic)	6,383,000	6,174,249

Weighted-average common stock
Equivalents
Stock options	-	-
Warrants	-	-

Weighted-average common shares
Outstanding (Diluted)	6,383,000	6,174,249

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

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

NOTE 3-                STOCKHOLDERS’ EQUITY

Common Stock

As of June 30, 2008, the Company had 720,000,000 shares of common stock authorized with a par value of $.0001.

During the six months ended June 30, 2008, the Company had not issued any shares of stock.

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

NOTE 3-                STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock (Continued)

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

At June 30, 2008 deferred tax assets consist of the following:

Net operating losses	$11,866

Valuation allowance	(11,866)

$-

At June 30, 2008, the Company had a net operating loss carryforward in the amount of $34,901 available to offset future taxable income through 2028.  The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.  A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the six months ended June 30, 2008 and period June 28, 2007 through June 30, 2007 is summarized as follows:

	2008	2007
Federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal benefits	0.0	0.0
Valuation allowance	34.0	34.0
	0%	0%

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

Stage I

We continue to operate in our first stage of development, which includes continued development of our software, negotiating distributor and reseller agreements, developing our initial services, finalizing development of our website to allow for download of our software and conducting our initial marketing campaign to promote our software. During this initial stage, we are promoting VOIP Talk through word-of-mouth, selected print advertising and through search engine optimization techniques. Throughout Stage I we will be testing and fine tuning our software product offerings.  We currently have limited capital resources and are considered a “Shell Company” under applicable SEC rules and regulations.  Our ability to successfully complete Stage I of our business plan is contingent on raising additional capital.  However, there can be no assurance that we will be successful in obtaining additional funds on commercially reasonable terms or at all.

Stage II

Contingent on the successful completion of Stage I, in Stage II we plan to aggressively expand our operation and business. We currently anticipate that this phase of development will be completed 12 to 18 months completion of Stage I. Our expansion would include the development and promotion of additional services we intend to offer our customers as well as expanding our network of customer referral sources. In addition, we intend to conduct market research to determine the demand for and viability of potential additional VOIP related products and services.

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

Results of Operations

Our financial statements for the period ended June 30, 2008 reflect minimal business activities and total assets of only $849, which consists solely of cash.  We commenced business operations in June 2007, and since that time have focused primarily on the development of our software and website as well as attempting to establish a reseller program for our VOIP software and services. We have not generated any revenue since inception, including during the three months ended June 30, 2008.

We have funded our operations to date primarily through funds raised in a private placement of our common stock completed in December 2007. We expect the proceeds from these offerings to be sufficient to cover our costs and expenses until approximately September 1, 2008.  However, estimates for expenses, as well as our market approach and timing may change, resulting in the need to obtain additional debt or equity financing prior to September, 2008, but there can be no assurance that additional financing will be available on reasonable terms, or at all.

Our operating expenses for the three and six month periods ended June 30, 2008 were $13,237 and $23,417 respectively.  For the three month period ending June 30, 2008, $600 of such amount was related to consulting fees.  For the six month period ending June 30, 2008, $16,500 was in respect of legal and accounting fees, $3,500 was in respect of research and development and $3,417 was in respect of general and administrative items.

Liquidity and Capital Resources

As of June 30, 2008, our cash balance was $849.  If we are unable to obtain additional funding through the sale of our common stock, preferred stock, or debt securities or some combination thereof, we anticipate that we will be out of cash by September 1, 2008.

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

Part II. Other Information

Item 1.   Legal Proceedings.

None.

Item 1A. Risk Factors.

If we do not raise additional capital to finance our operations, our business will fail.

We have not generated revenues from our inception. As of June 30, 2008, we had a cash balance of $849.  We expect that our current cash on hand will only last us until approximately September 1, 2008.  If we are unable to raise additional capital our business will fail and we may be forced to cease operations.  Accordingly we will require additional capital to fund our operations as currently planned. There can be no assurance that such capital will be available in sufficient amounts or on terms acceptable to us, if at all. Any sale of a substantial number of additional shares may cause substantial dilution to our existing stockholders and result in a decline in the market price of our common stock.  In addition, the opinion of our auditors regarding our ability to continue as a going concern could further impair our ability to raise additional capital.  We may also be required to issue debt securities to raise additional capital, the terms of which would likely require us to grant a lien on all or a substantial portion of our assets.  If we were unable to make timely payments of principal and interest on such debt securities, the holders of such debt securities could foreclose on our assets or force us into bankruptcy or insolvency proceedings.  In such circumstances, it is highly unlikely that the proceeds of any liquidation would be available for distribution to the holders of our common stock.

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

Because we have limited financial resource and operations,, our accountants have expressed doubts about our ability to continue as a going concern and we are considered a “Shell Company” under applicable SEC rules and regulations.

In our audited financial statements for the fiscal period ended December 31, 2007, our independent registered public accounting firm have expressed doubt about our ability to continue as a going concern as a result of lack of history of operations, limited assets, and operating losses since inception. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to raise additional capital through the sale of equity and/or debt securities and generate sufficient revenue.  If we are unable to raise additional capital or generate sufficient revenue, our business will be materially harmed.  In addition, due to the fact that we have currently have assets consisting solely of cash and our limited operations due to our lack of capital resources, we are considered a “Shell Company” under applicable SEC rules and regulations.  Accordingly, any investment in our common stock involves substantial risks and may result in a complete loss of your investment.

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

VOIP TALK, INC.

Dated: August 13, 2008	By:	/s/ Alex Brecher
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