Form 10-Q
period 2008-09-30
Voip Talk Inc
filed 2008-11-13
CIK 1428779

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒  NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in rule 12b-2 of the Exchange Act)  YES ☒ NO ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 12, 2008
Common Stock, $0.0001 par value per share	6,383,000 shares

QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008

Item 1. Financial Statements

VOIP TALK INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS
SEPTEMBER 30, 2008 AND DECEMBER 31, 2007 (AUDITED)

ASSETS
	UNAUDITED	AUDITED
	SEPTEMBER 30,	DECEMBER 31,
	2008	2007

Current Assets:
Cash and cash equivalents	$822	$9,457

Total Current Assets	822	9,457

TOTAL ASSETS	$822	$9,457

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Current Liabilities:
Accounts payable and accrued expenses	$13,700	$8,250

Total Current Liabilities	13,700	8,250

Total Liabilities	13,700	8,250

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.0001 Par Value; 720,000,000 shares authorized
and 6,383,000 shares issued and outstanding, respectively	638	638
Additional paid-in capital	26,062	19,112
Subscriptions receivable	-	(7,050)
Deficits accumulated during the development stage	(39,578)	(11,493)

Total Stockholders' Equity (Deficit)	(12,878)	1,207

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$822	$9,457

The accompanying notes are an integral part of the condensed financial statements

VOIP TALK INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2008
AND PERIOD JUNE 28, 2007 THROUGH SEPTEMBER 30, 2007
WITH CUMULATIVE TOTALS SINCE JUNE 28, 2007 (INCEPTION) (UNAUDITED)

		PERIOD	THREE	THREE	CUMULATIVE
	NINE MONTHS	JUNE 28, 2007	MONTHS	MONTHS	TOTALS SINCE
	ENDED	THROUGH	ENDED	ENDED	INCEPTION
	SEPTEMBER 30, 2008	SEPTEMBER 30, 2007	SEPTEMBER 30, 2008	SEPTEMBER 30, 2007	JUNE 28, 2007

OPERATING REVENUES
Sales	$-	$-	$-	$-	$-

OPERATING EXPENSES
Research and development	3,500	2,500	-	2,500	6,000
Professional, consulting and marketing fees	19,500	600	3,000	-	25,000
Other general and administrative expenses	5,094	40	1,677	40	8,675
Total Operating Expenses	28,094	3,140	4,677	2,540	39,675

LOSS BEFORE OTHER INCOME	(28,094)	(3,140)	(4,677)	(2,540)	(39,675)

OTHER INCOME
Interest income	9	62	-	62	97
Total Other Income	9	62	-	62	97

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(28,085)	(3,078)	(4,677)	(2,478)	(39,578)
Provision for Income Taxes	-	-	-	-	-

NET LOSS APPLICABLE TO COMMON SHARES	$(28,085)	$(3,078)	$(4,677)	$(2,478)	$(39,578)

NET LOSS PER BASIC AND DILUTED SHARES	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	6,383,000	6,000,000	6,383,000	6,000,000	6,215,456

The accompanying notes are an integral part of the condensed financial statements

VOIP TALK INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD JUNE 28, 2007 THROUGH SEPTEMBER 30, 2008

							Deficits
							Accumulated
	Preferred Stock		Common Stock		Paid-in Additional	Subscriptions	During the Development
	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	Total

Balance - June 28, 2007	-	$-	-	$-	$-	$-	$-	$-

Shares issued to founder	-	-	6,000,000	600	-	-	-	600

Shares iissued for cash	-	-	383,000	38	19,112	(7,050)	-	12,100

Net loss for the period June 28, 2007
through December 31, 2007	-	-	-	-	-	-	(11,493)	(11,493)

Balance December 31, 2007	-	-	6,383,000	638	19,112	(7,050)	(11,493)	1,207

Payment of subscriptions receivable	-	-	-	-	-	7,050	-	7,050

Contributed capital	-	-	-	-	6,950	-	-	6,950

Net loss for the nine months ended
September 30, 2008	-	-	-	-	-	-	(28,085)	(28,085)

Balance September 30, 2008	-	$-	6,383,000	$638	$26,062	$-	$(39,578)	$(12,878)

The accompanying notes are an integral part of the condensed financial statements

VOIP TALK INC.
(A DEVELOPMENT STAGE COMPANY)
 CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND PERIOD JUNE 28, 2007 THROUGH SEPTEMBER 30, 2007
WITH CUMULATIVE TOTALS SINCE JUNE 28, 2007 (INCEPTION) (UNAUDITED)

		PERIOD	CUMULATIVE
	NINE MONTHS	JUNE 28, 2007	TOTALS SINCE
	ENDED	THROUGH	INCEPTION
	SEPTEMBER 30, 2008	SEPTEMBER 30, 2007	JUNE 28, 2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(28,085)	$(3,078)	$(39,578)

Adjustments to reconcile net loss to net cash
used in operating activities:
Shares issued to founder	-	600	600

Changes in assets and liabilities
Increase in accounts payable and
and accrued expenses	5,450	1,100	13,700
Total adjustments	5,450	1,700	14,300

Net cash (used in) operating activities	(22,635)	(1,378)	(25,278)

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from issuance of common stock and repayment
of subscriptions receivable	7,050	9,700	19,150
Contributed capital	6,950	-	6,950
Net cash provided by financing activities	14,000	9,700	26,100

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	(8,635)	8,322	822

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	9,457	-	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$822	$8,322	$822

CASH PAID DURING THE PERIOD FOR:
Interest expense	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of the condensed financial statements

VOIP TALK INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 (UNAUDITED)

NOTE 1-                ORGANIZATION AND BASIS OF PRESENTATION

The unaudited condensed financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The condensed financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company’s annual statements and notes.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these condensed financial statements be read in conjunction with the December 31, 2007 audited financial statements and the accompanying notes thereto.  While management believes the procedures followed in preparing these condensed financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

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

VOIP TALK INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 (UNAUDITED)

NOTE 1-                ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

Going Concern

As shown in the accompanying financial statements the Company has incurred operating losses of $28,085 in the nine months ended September 30, 2008, and $39,578 since June 28, 2007, the Company’s inception.  The Company is still in development of its products and has generated no sales to date. The Company is currently in the development stage and has been spending a majority of their time in the development of the technology. There is no guarantee that the Company will be able to raise enough capital or generate revenues to sustain its operations.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period.

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

VOIP TALK INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 (UNAUDITED)

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

VOIP TALK INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 (UNAUDITED)

NOTE 2-                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Accounts Receivable

The Company when it will conduct business will extend credit based on an evaluation of the customers’ financial condition, generally without requiring collateral. Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. The Company has not recorded any receivables, and therefore no allowance for doubtful accounts at September 30, 2008 and December 31, 2007, respectively.

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

VOIP TALK INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 (UNAUDITED)

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Advertising Costs

The Company will expense the costs associated with advertising as incurred.  The Company had no such expense for the nine months ended September 30, 2008 or the period June 28, 2007 through September 30, 2007, but in the future will include these costs in the statements of operations.

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

 The following is a reconciliation of the computation for basic and diluted EPS:

		Cumulative
	Nine Months	Totals
	Ended	Since
	September 30, 2008	June 28, 2007
		(Inception)

Net loss	$(28,085)	$(39,578)

Weighted-average common shares
Outstanding (Basic)	6,383,000	6,215,456

Weighted-average common stock
Equivalents
Stock options	-	-
Warrants	-	-

Weighted-average common shares
Outstanding (Diluted)	6,383,000	6,215,456

VOIP TALK INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 (UNAUDITED)

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

VOIP TALK INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 (UNAUDITED)

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

VOIP TALK INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 (UNAUDITED)

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

NOTE 3-                STOCKHOLDERS’ EQUITY

Common Stock

As of September 30, 2008, the Company had 720,000,000 shares of common stock authorized with a par value of $.0001.

During the nine months ended September 30, 2008, the Company had not issued any shares of stock.

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

VOIP TALK INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 (UNAUDITED)

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

At September 30, 2008 deferred tax assets consist of the following:

Net operating losses	$13,457

Valuation allowance	(13,457)

$-

At September 30, 2008, the Company had a net operating loss carryforward in the amount of $39,578 available to offset future taxable income through 2028.  The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.  A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the nine months ended September 30, 2008 and period June 28, 2007 through September 30, 2007 is summarized as follows:

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

Results of Operations

Our financial statements for the period ended September 30, 2008 reflect minimal business activities and total assets of only $822, which consists solely of cash.  We commenced business operations in June 2007, and since that time have focused primarily on the development of our software and website as well as attempting to establish a reseller program for our VOIP software and services. We have not generated any revenue since inception, including during the nine months ended September 30, 2008.

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

Our operating expenses for the three month and nine month periods ended September 30, 2008 were $4,677 and $28,094 respectively. For the nine month period ending September 30, 2008, $19,500 was in respect of legal and accounting fees, $3,500 was in respect of research and development and $5,094 was in respect of general and administrative items.

Liquidity and Capital Resources

As of September 30, 2008, our cash balance was $822.  If we are unable to obtain additional funding through the sale of our common stock, preferred stock, or debt securities or some combination thereof, we anticipate that we will be out of cash by September 1, 2008.

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

We have not generated revenues from our inception. As of September 30, 2008, we had a cash balance of $822. If we are unable to raise additional capital our business will fail and we may be forced to cease operations.  Accordingly we will require additional capital to fund our operations as currently planned. There can be no assurance that such capital will be available in sufficient amounts or on terms acceptable to us, if at all. Any sale of a substantial number of additional shares may cause substantial dilution to our existing stockholders and result in a decline in the market price of our common stock.  In addition, the opinion of our auditors regarding our ability to continue as a going concern could further impair our ability to raise additional capital.  We may also be required to issue debt securities to raise additional capital, the terms of which would likely require us to grant a lien on all or a substantial portion of our assets.  If we were unable to make timely payments of principal and interest on such debt securities, the holders of such debt securities could foreclose on our assets or force us into bankruptcy or insolvency proceedings.  In such circumstances, it is highly unlikely that the proceeds of any liquidation would be available for distribution to the holders of our common stock.

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

VOIP TALK, INC.

Dated: November 12, 2008	By:	/s/ Alex Brecher
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